Form 10-K
period 2014-05-31
ILoadApp
filed 2014-10-16
CIK 1581094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-55245

ILoadApp

(Exact name of registrant as specified in its charter)

_________________

Nevada	46-2895756
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

190/1 Alba Iulia St., Chisinau, Moldova	MD2071
(Address of principal executive offices)	(Zip Code)

373-6923-1658

(Registrant’s telephone number, including area code)

WITH COPIES OF ALL CORRESPONDENCE TO:

Thomas C. Cook, Esq.

Law Offices of Thomas C. Cook, Ltd.

500 N. Rainbow Blvd, Suite 300

Las Vegas, NV 89107

Phone: (702) 221-1953

Fax: (702) 221-1963

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. þ

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at October 15, 2014, computed by reference to the $0.01 Registration Statement per-share price on July 10, 2014 (date of effectiveness), was $40,000.

There were 28,000,000 shares of Common Stock issued and outstanding as of October 15, 2014.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital;

• inability to identify new customers;

• deterioration in general or regional economic, market and political conditions;

• the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

• changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

• inability to efficiently manage our operations;

• inability to achieve future operating results;

• our ability to recruit and hire key employees;

• the inability of management to effectively implement our strategies and business plans; and

• the other risks and uncertainties detailed in this report.

In this form 10-K references to "ILoadApp", "the Company", "we," "us," and "our" refer to ILoadApp.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at ILoadApp, 190/1 Alba Iulia St., Chisinau, Moldova MD2071.

PART I

ITEM 1. BUSINESS

History and Organization

We were incorporated on May 22, 2013 as ILoadApp, a Nevada corporation. We consider ourselves to be a shell company. Activities to date have been limited primarily to organization, initial capitalization, establishing administrative offices in Chisinau Moldova.

We have purchased our website, www.iloadapp.com. Our plan of operation is to design and sell mobile educational applications for smart phones and other mobile platforms such as tablets. Our initial product launch will be directed towards teaching English as a Second language directed towards adult and early child development.

Implications of Being an “Emerging Growth Company

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

·	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

·	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

·	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

·	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

·	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;
5

·	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

·	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of these reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we (1) have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter; or (2) for so long as we have a public float of zero, have annual revenues of less than $50 million during our most recently completed fiscal year.

Investors should be aware that we will be subject to the "Penny Stock" rules adopted by the Securities and Exchange Commission, which regulate broker-dealer practices in connection with transactions in Penny Stocks. These regulations may have the effect of reducing the level of trading activity, if any, in the secondary market for our stock, and investors in our common stock may find it difficult to sell their shares. Please see the disclosures under "Penny Stock Regulations" on Page 23 of this Prospectus for more information.

Business of Issuer

ILoadApps is an emerging growth company. We plan to develop, design, market and sell mobile apps for smart phones and other mobile platforms such as tablets.

We have no revenues, we have achieved losses since inception, we have limited operations, we have been issued a going concern opinion by our auditors and currently rely upon the sale of our securities to fund operations.

Our Business

We are engaged in the business of designing and selling mobile applications for smart phones and other mobile platforms such as tablets. Management is currently working on the development of an app for education/early child development, to teach the English alphabet utilizing visual aides in a game setting environment. There are no assurances that that we can successfully design an app that will be marketable or ever have potential users.

A mobile application (“mobile app”) is a software application designed to run on smartphones, tablet computers and other mobile devices. They are usually downloaded from the platform to a target device, such as an iPhone, BlackBerry, Android phone or Windows Phone, but sometimes they can be downloaded to laptops or desktops. For apps with a price, generally a percentage, 20-30%, goes to the distribution provider (such as iTunes), and the rest goes to the producer of the app.

Mobile apps were originally offered for general productivity and information retrieval, including email, calendar, contacts, and stock market and weather information. However, public demand and the availability of developer tools drove expansion into other categories, such as mobile games, factory automation, GPS and location-based services, banking, order-tracking, and ticket purchases. The popularity of mobile applications has continued to rise, as their usage has become increasingly prevalent across mobile phone users.

Researchers found that usage of mobile applications strongly correlates with user context and depends on user's location and time of the day.

Development of Apps

Developing application software for mobile devices requires considering the constrains of these devices. Mobile devices run on battery and have less powerful processors than personal computers. Developers also have to consider a lengthy array of screen sizes, hardware specifications and configurations because of intense competition in mobile software and changes within each of the platforms.

Management views the steps to create an App include: 1) Researching the idea as to the type of app to design and develop; 2) Understanding who will be the users of the app, so the app can be designed to meet the users needs; 3) collecting the tools, resources and information required to build the app; 4) Designing the app itself, where it functions and features are operational; 5) Code the app, where it cannot be copied or mass produced by a third party; 6) Ask friends to test the app, to determine if it has any glitches.

During the development process, we have completed our research and determined we want to develop and app to teach the English alphabet utilizing visual aides in a game setting environment. We plan to market this app towards children and adults in Eastern Europe who want to learn English. We are now at the stage where we have begun our initial writing, design and programming of our first mobile app. We are presently marketing a product, through our website and the Google App store, which can be found at: https://play.google.com/store/apps/details?id=com.iloadapp.abcmagicworld. The app can be purchased for $1.99.

Educational App

As individuals continue to utilize mobile devices for their information, education and entertainment from traditional media sources such as the personal computers and print publications, the opportunity to reach more consumers with a wider range of digitally enhanced multi-media tools is possible.

Our initial product launch will be directed towards education/early child development, such as learning the English alphabet utilizing visual aides in a game setting environment. Our target audience are Eastern Europeans who want to learn English as a second language and the parents of preschool and kindergarten children who want their children to learn English alphabet. The app will direct its audience to pictures of the letters, and lead them into a game where they can work on letter recognition.

Recognizing and matching letters to their sounds builds basic reading skills. Learning the letters and sounds of the English alphabet creates the foundational skills needed for understanding the written language. Children who are learning to read first need to recognize, name, and connect their letters to sounds. Then they can begin to decode each individual sound.

A separate app will be designed for our target audience, where can work on telling the difference between vowels and consonants. The apps can improve their dictionary and encyclopedia skills by putting words in alphabetical order. After our target audience has mastered the alphabet, we plan to develop an app for spelling games, root words games, and even work on learning better vocabulary and writing skills. Management believes learning language arts can be easier when students have an interesting and challenging way of learning through the use of a game app.

Company’s website

The Company’s website (www.ILoadApp.com) is the vehicle for interested parties to obtain information about our apps and can purchase our apps using Paypal.  Company is currently using its website to market its app(s).

Marketing Strategy

Management is currently in communication with the Apple’s App Store, Google Play, the Windows Phone Store and BlackBerry World to make their apps available through this media. Each of these four stores represents a different market proposition for app developers, and remains the primary outlet to reach users on the platforms they serve. Management has established a price from $1.00 to $2.00 per app.

Competition

The development, distribution and sale of apps is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, and new technologies. There are multitude of language learning apps available in the marketplace. We will be competing against Babbel, Duolingo, Busuu, 50 languages.com, who all offer language app learning courses. For end users, we will compete primarily on the basis of quality, brand, customer reviews and price. We intend to differentiate ourselves from our competitors by developing an English language learning app directed toward Eastern European users. We perceive our app will offer explanations in Eastern European languages to explain how to use our app. We will compete for promotional placement with other intellectual property developers. We will also compete for experienced and talented employees.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

·	significantly greater revenues and financial resources;

stronger brand and consumer recognition regionally or worldwide;

greater experience with the apps business model;

the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

larger installed customer bases from related platforms such as games or social networking websites to which they can market and sell mobile games;

more substantial intellectual property of their own from which they can develop games without having to pay royalties;

lower labor and development costs and better overall economies of scale;

greater resources to make app acquisitions;

greater platform-specific focus, experience and expertise; and

broader global distribution and presence.

Patents, Trademarks and Licenses

We rely or plan to rely on a combination of trademark, copyright, trade secret and patent laws, as well as confidentiality procedures and contractual provisions to protect our apps and the apps we might develop in the future. We currently have no pending patents nor trademarks.

From time-to-time, we expect that we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts management has taken to protect its proprietary rights may not be sufficient or effective. Any significant impairment of its intellectual property rights could harm the existing business, the brand and reputation, and the ability of the business to compete on a going forward basis. Also, protecting our intellectual property rights could be costly and time consuming.

Need for Government Approval

We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of mobile applications, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to mobile applications covering issues such as:

• user privacy;

• taxation;

• right to access personal data;

• copyrights;

• distribution; and

• characteristics and quality of services.

The applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, encryption, taxation, libel, export or import matters and personal privacy to mobile applications is uncertain. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our apps, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

 Employees

We currently has no employees, our CEO performs all duties related to the operations of this business. We also plan to utilize additional independent contractors on a part-time/as needed basis.

RISK FACTORS

RISK FACTORS RELATING TO OUR COMPANY

1. SINCE WE ARE A DEVELOPMENT STAGE COMPANY, THERE ARE NO ASSURANCES THAT OUR BUSINESS PLAN WILL EVER BE SUCCESSFUL.

From our inception on May 22, 2013 through May 31, 2014, our audited financials show we have generated no revenues and we have incurred a net loss of $(9,000). As of May 31, 2014, our audited financials show we had $4,000 in cash on hand, and $20,000 in prepaid expenses, for total current assets of $24,000, total liabilities of $5,000, an accumulated deficit of $(9,000) and total stockholders' equity of $19,000. We are subject to all of the risks inherent in the establishment of a new business enterprise. Our operations have been limited to organizational, start-up, and capital formation activities. Our plan of operation is to develop, design, market and sell mobile apps for smart phones and other mobile platforms such as tablets. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving a high degree of financial risk.

2. We expect losses in the future because we have insufficient revenue to offset losses.

As we no revenue at this time, we are expecting losses over the next 12-months because we do not have sufficient revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unable to reverse our losses, we will have to discontinue operations.

3. WE EXPECT LOSSES OVER THE NEXT YEAR AND WE WILL NEED TO OBTAIN ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We expect to generate losses until such a time when we can become profitable in selling our proposed apps. As of the date of this filing, we cannot provide an estimate of the amount of time it will take to become profitable.

We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In order for us to carry out our intended business plan, management believes that we need to raise approximately $100,000 over a two year period. Management anticipates that the $100,000 will go towards building our infrastructure and developing more educational apps. The Company anticipates obtaining the required funding through equity investment in the company. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing made available to our Company. If we obtain the anticipated amount of financing through the offering of our equity securities, this will result in substantial dilution to our existing shareholders, and should be considered a serious risk of investment.

4. OUR BUSINESS MAY REQUIRE ADDITIONAL CAPITAL AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We may require additional capital to finance our growth, develop additional educational app programs and build our infrastructure. Our capital requirements may be influenced by many factors, including:

•         the demand for our educational apps;

•         the level and timing of revenue;

•         the expenses of sales and marketing and new product development;

•         the cost to accommodate a growing workforce; and

•         the extent to which competitors are successful in developing new products and increasing their market shares;

To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. Our inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our company by our current shareholders would be diluted.

 5. WE MAY NOT BE ABLE TO RAISE SUFFICIENT CAPITAL OR GENERATE ADEQUATE REVENUE TO MEET OUR OBLIGATIONS AND FUND OUR OPERATING EXPENSES.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

6. WE EXPECT OUR OPERATING EXPENSES TO INCREASE, AND THIS MAY AFFECT PROFIT MARGINS AND THE MARKET VALUE OF THE COMPANY’S COMMON STOCK.

The Company expects to significantly increase its operating expenses to expand its business and marketing operations, and to increase its level of capital expenditures to further develop and maintain its apps operations. Such increases in operating expense levels and capital expenditures may adversely affect the Company’s operating results and profit margins, which may in turn significantly affect the market value of the Company’s common stock. There can be no assurance that the Company will, one day, achieve profitability or generate sufficient profits from its apps business operations in the future.

7. OUR MANAGEMENT CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW HER TO CONTROL THE COMPANY.

As of October 15, 2014, our largest shareholder, Veronica Trifon, our sole officer and director, beneficially has the right to vote approximately 85.7% of our outstanding common stock. As a result, our sole officer will have the ability to control substantially all matters submitted to our stockholders for approval including:

a)      election of our board of directors;

b)      removal of any of our directors;

c)      amendment of our Articles of Incorporation or bylaws; and

d)      adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of her ownership and position as officer/director in the Company, Veronica Trifon has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Investors will own a minority percentage of the Company's common stock and will have minority voting rights. Investors will not have the ability to control either the vote of the Company's Shareholders or Board of Directors.

8. If we are not able to generate sales of our apps, we will not be able to make our business successful.

We have not recognized any revenues. We will have to expend considerable resources, financial and otherwise, to build our sales revenues to meaningful levels. If we are not successful in these efforts, we will not generate profits and we will not be able to create a financial return for our shareholders.

9. SINCE OUR SOLE OFFICER DOES NOT DEVOTE HER FULL TIME TO THE COMPANY, HER OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Veronica Trifon, the sole officer/director of ILoadApp does not plan to devote all of her time to the Company's operations. She also works at Riolit Sistem SRL as its Chief Accountant. Therefore, it is possible that a conflict of interest with regard to her time may arise based on her involvement in other activities. Her other activities will prevent her from devoting full-time to ILoadApp 's operations which could slow our operations and may reduce its financial results because of the slow down in operations.

Veronica Trifon plans to devote approximately 10-20 hours a week to the Company’s business operations. The Company has no other employees. The responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Ms. Veronica Trifon. Ms. Trifon intends to limit her role with ILoadApp until such time as the Company can generate a sufficient level of revenues and cash flows to support new personnel. If she is unable to fulfill any aspect of her duties to the company, ILoadApp may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business. If Ms. Trifon began working on other projects it could take away from the time she currently spends working on our business operations and could create a potential conflict of interest.

We have not formulated a plan to resolve any possible conflict of interest with her other business activities. We do not have any employment agreement in place with Ms. Trifon, which means she is not obligated to continue to work for the Company and can resign her position whenever she is inclined to do so.

10. BECAUSE OUR MANAGEMENT IS INEXPERIENCED IN THE DEVELOPMENT OF AN ACTUAL SOFTWARE APP, OUR BUSINESS PLAN MAY FAIL.

Our management does not have any specific training in developing a software app. With no direct technical training or experience in this area, management may not be fully aware of the many technical issues in developing a software app. Our sole officer/director intends to hire personnel in the future, when we are sufficiently capitalized, who may have the experience to develop software app(s). This will not happen until the occurrence of future financing takes place. Since this offering will not sufficiently capitalize our company, future offerings will be necessary to satisfy capital needs. Until such future offering occur, and until software development personnel are in place, we are reliant upon our sole officer/director to make the appropriate management decisions. As a result, our management lacks certain skills and experience that are advantageous in developing a software app. Our investors are at risk in losing their entire investment. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

11. THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly App designers, are in high demand. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business as well as result in financial losses.

12. If we are unable to maintain good relationships with the mobile apps market platforms, our business will suffer.

Our primary distribution, marketing, promotion and payment platforms for our apps will take place through the internet. We expect to generate our revenue through these platforms for the foreseeable future. Any failure to establish effective relationships with one or more of these platforms, or a deterioration in any existing platform relationship, would harm our business and adversely affect the value of our common stock.

We are subject to various terms and conditions for application developers, which govern the promotion, distribution and operation of applications on the platforms where we sell our apps. Our business would be harmed if any one or more of these platforms: discontinues or limits access to its platform by us and other App developers; modifies its terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, changes how the personal information of its users is made available to application developers; establishes more favorable relationships with one or more of our competitors; or develops its own competitive offerings.

13. If we fail to generate revenues through the sale of advertising, our business plan may not be successful.

We expect to monetize our apps through the sale of advertising, initially, through mobile advertising aggregators, and as we grow our product line, through broker advertising agreements with ad agencies and direct agreements with interested companies. If we are unable to actualize this aspect of our strategy, we may not be able to generate sufficient revenues to grow our business as we have planned.

14. Our growth prospects will suffer if we are unable to continue to develop successful apps for mobile platforms.

Developing apps for mobile platforms is an important component of our strategy. We have devoted and we expect to continue to devote substantial resources to the development of our mobile apps, and we cannot guarantee that we will continue to develop such apps that appeal to consumers. The uncertainties we face include:

• we have relatively limited experience working with mobile platform providers and other partners whose cooperation we may need in order to be successful;

• we may encounter difficulties getting new apps and apps updates accepted by consumers; and
• we may encounter difficulty in developing new apps or redesigning existing Apps for mobile platforms that a sufficient number of consumers will pay for or will support.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop commercially viable apps. If we do not succeed in doing so, our growth prospects will suffer.

15. We may not be able to compete with current and potential competitors, some of who have greater resources and experience than we do.

We may not have the resources to compete with our existing competitors or with any new competitors. We intend to compete with other companies that create educational apps, all of which have significantly greater personnel, financial, and managerial resources than we do. This competition from other app language learning companies, such as Babbel, Duolingo, Busuu, 50 languages.com, all who have greater resources and sold reputations that may result in our failure to maintain or expand our business.

The mobile application industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of mobile apps and related products and services to be introduced. Our competitors that develop apps vary in size and include both publicly-traded companies and privately-held companies. These companies may already have an established market in our industry, may have significantly greater financial and other resources than us and may have been developing their products and services longer than we have been developing ours.

16. If third parties claim that we infringe their intellectual property, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in the mobile application market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

17. Defects in our mobile apps may adversely affect our business.

Tools, code, subroutines and processes contained within our mobile apps may contain defects when introduced and also when updates and new versions are released. Our introduction of mobile apps with defects or quality problems may result in adverse publicity, product returns, reduced orders, uncollectible or delayed accounts receivable, product redevelopment costs, loss of or delay in market acceptance of our products or claims by customers or others against us. Such problems or claims may have a material and adverse effect on our business, prospects, financial condition and results of operations.

18. U.S. INVESTORS MAY EXPERIENCE DIFFICULTIES IN ATTEMPTING TO EFFECT SERVICE OF PROCESS AND TO ENFORCE JUDGMENTS BASED UPON U.S. FEDERAL AND STATE SECURITIES LAWS AGAINST THE COMPANY AND ITS NON-U.S. RESIDENT OFFICER AND DIRECTOR.

While we are organized under the laws of State of Nevada, our sole officer/director is non-U.S. resident. Consequently, it may be difficult for investors to affect service of process on her in the United States and to enforce judgments obtained in federal or state courts against her based on the civil liability provisions of the United States federal and state securities laws. Also, it may be difficult for investors to enforce in the applicable foreign court U.S. court judgment based on the civil liability provisions of the federal and state laws against her and to bring an original action in the applicable foreign court to enforce liabilities based upon the federal and state securities laws against our sole officer/director.

19. We may become subject to government regulation and legal uncertainties that could reduce demand for our products or increase the cost of doing business, thereby adversely affecting our financial results.

We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of mobile applications, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to mobile applications covering issues such as:

• user privacy;

• taxation;

• right to access personal data;

• copyrights;

• distribution; and

• characteristics and quality of services.

The applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, encryption, taxation, libel, export or import matters and personal privacy to mobile applications is uncertain. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our apps, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results.

 RISKS RELATING TO OUR COMMON SHARES

20. HOLDERS OF OUR COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

21. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our Common Stock. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we cannot assure you that we will be able to do so in a timely fashion. We have not yet evaluated the effectiveness of our internal controls over financial reporting or our disclosure controls and procedures. Management will not be required to provide a report on our internal control over financial reporting until our second annual report. As a result, a material weakness in our internal controls could go undetected.

22. We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of exemptions from certain reporting requirements available to “emerging growth companies” under that Act, including but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (relating to the effectiveness of our internal control over financial reporting), reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements we may be required to file, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.

We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the next following December 31.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising in this offering and future offerings.

23. Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

RISK FACTORS RELATING TO OUR COMMON STOCK AND THIS OFFERING

24. WE ARE A SHELL COMPANY WHICH COULD AFFECT LIQUIDITY IN OUR COMMON STOCK

Pursuant to Rule 405 of Regulation C promulgated under the Securities Act of 1933, as amended (the “Securities Act”), a “shell company” is defined as a company that has (i) no or nominal operations and (ii) either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. The Company is in development stage and has limited operations. As such, we are a “shell company” pursuant to Rule 405. As a shell company, there will be (i) additional restrictions on the resale of restricted shares, (ii) additional disclosure required on an acquisition and increased cost related to disclosure and reporting compliance, and (iii) prohibited to use Form S-8.

Shareholders of a shell company may not rely on the safe harbor created by Rule 144 of the Securities Act until (i) such company has ceased to be a “shell company” for a period of at least 12-months since the date on which the current “Form 10 information” of such company, reflecting its status as a non-shell company, is filed with the SEC, (ii) such company is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, and (iii) such company has filed all reports and other materials to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, (iv) such company is required to file a Form 8-K containing Form 10-type information upon the consummation of an acquisition. With respect to the disclosure requirements, the “Form 10 information” should include the disclosure required by Form 10 to register such securities to be sold in reliance of Rule 144 under the Exchange Act. Therefore, any restricted securities we sell in the future or issue to consultants or employees in consideration for services rendered or for any other purpose may have no liquidity until and unless such securities are to be resold pursuant to an effective prospectus, or until the Company and the selling stockholder are in compliance with the requirements of Rule 144 of the Securities Act. As a result, it may be more difficult for us to raise funds to support our operations through the sale of debt or equity securities unless we agree to register such securities, which could cause us to expend additional time and cash resources. Further, it may be more difficult for us to compensate our employees and consultants with our securities instead of cash.

25. Because we are a shell company, it will likely be difficult for us to obtain additional financing by way of private offerings of our securities.

We are a “shell company” within the meaning of Rule 405, promulgated pursuant to Securities Act, because we have nominal assets and nominal operations. Accordingly, the holders of securities purchased in private offerings of our securities we make to investors will not be able to rely on the safe harbor from being deemed an underwriter under SEC Rule 144 in order to resell their securities. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

26. FUTURE SALES OF SHARES BY EXISTING CONTROLLING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE, FURTHER, CERTAIN SHARES OF OUR COMMON STOCK ARE RESTRICTED FROM IMMEDIATE RESALE.

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of October 15, 2014, we have 28,000,000 common shares issued and outstanding. Our officer owns 24,000,000 common shares. If in the future, she decides to sell her shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

27. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. You should not rely on an investment in our company if you require dividend income. The only possibility of any income to investors would come from any rise in the market price of your stock, which is uncertain and unpredictable.

A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.

28. HOLDERS OF OUR COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

29. There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the Over-The-Counter Bulletin Board after the registration statement relating to this prospectus is declared effective by the SEC. We do not yet have a market maker who has agreed to file such application. If for any reason our common stock is not quoted on the Over-The-Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. Therefore, any investment in our common stock may be highly illiquid and without a market value.

30. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our corporate headquarters are located at: 190/1 Alba Iulia St., Chisinau in the country of Moldova, in an office building adjacent to the Kvint Palace Restaurant. We do not own any real property. This administrative office is being provided at no cost by the Officer of the Company. The Officer will not seek reimbursement for providing this administrative space. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders for the period ending May 31, 2014.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

ILoadApp Common Stock, $0.001 par value, is not quoted any stock exchange. There are no assurances that the Company's stock will ever be quoted on any exchange.

(b) Holders of Common Stock

As of October 15, 2014, there are approximately five (5) holders of record of our Common Stock.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

Not Applicable

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended May 31, 2014.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We were incorporated on May 22, 2013 as ILoadApp, as a Nevada corporation. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. Our plan of operation is to design and sell mobile educational applications for smart phones and other mobile platforms such as tablets.

RESULTS OF OPERATIONS

Results of Operations for the fiscal year ended May 31, 2014

Since our inception on May 22, 2013 through May 31, 2014, we experienced a net loss of $(7,500). Our loss through May 31, 2014 was attributed $3,500 in audit fees. We anticipate our operating expenses will increase as we build our operations. We are presently in the development stage of our business and we can provide no assurance that we will be successful.

For the fiscal year ending May 31, 2013, we experienced an audited net loss of $(3,500) or $(0.00) per share. This compares to a net loss of $(3,500) or $(0.00) per share for the same period last year.

Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues

For the period May 22, 2013 through May 30, 2013, the Company has not recognized any revenues.

Going Concern

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.

With the exception of developing new apps, we have no plans to conduct any research nor development based on the nature of our business.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of October 15, 2014, we have one employee who also serves as officer/director. We are dependent upon our sole officer our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2014, ILoadApp had $4,000 in cash and cash equivalents, $20,000 in prepaid expenses, for total current assets of $24,000. At the same date, ILoadApp had total current liabilities of $3,500.

For the calendar year ending May 31, 2014, the Company had no revenues. Management intends to raise additional debt or equity financing to fund ongoing operations and necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, ILoadApp anticipates generating losses and therefore may be unable to continue operations in the future. ILoadApp anticipates it will require additional capital in order to develop its business. ILoadApp may use a combination of equity and/or debt instruments to funds its growth strategy or enter into a strategic arrangement with a third party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from May 22, 2013(inception) to May 31, 2014, the Company has not recognized any revenues.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies. We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.”

In addition, we intend to rely on other exemptions from reporting and disclosure requirements that are offered by the JOBS Act, including (i) an exemption from the need to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, and (ii) an exemption from the need to comply with any PCAOB requirement regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following our first sale of common equity securities under an effective registration statement or until we no longer qualify as an “emerging growth company,” whichever is earlier. For further information regarding disclosure and other exemptions available to us under the JOBS Act, please see “Prospectus Summary—The Company—Implications of Being an Emerging Growth Company.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

ILoadApp

Financial Statements

Seale & Beers, CPAs

Certified Public Accountants

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ILoadApp

(A Development Stage Company)

We have audited the accompanying balance sheets of ILoadApp (A Development Stage Company) as of May 31, 2014, and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2014 and since inception on May 22, 2013 through May 31, 2014. ILoadApp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILoadApp (A Development Stage Company) as of May 31, 2014, and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2014 and since inception on May 22, 2013 through May 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at May 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

October 15, 2014

8250 W Charleston Blvd, Suite 100 - Las Vegas, NV 89117

Phone: (888)727-8251 Fax: (888)782-2351

ILoadApp

(A Development Stage Company)

Balance Sheets

	May 31, 2014	May 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 4,000	$ 7,500
Prepaid expense	20,000	20,000
Total current assets	24,000	27,500

TOTAL ASSETS	$ 24,000	$ 27,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expense	$ 3,500	$ 3,500
Total current liabilities	3,500	3,500

Stockholders' equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 185,000,000 shares	28,000	28,000
authorized, 28,000,000, 28,000,000 issued and outstanding as of 5/31/2014 and 5/31/2013, respectively
Additional paid-in capital	-	-
Deficit accumulated during development stage	(7,500)	(4,000)
Total stockholders' equity	20,500	24,000
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 24,000	$ 27,500

The accompanying notes are an integral part of these financial statements.

ILoadApp

(A Development Stage Company)

Statements of Operations

	For the year ended May 31, 2014	From May 22, 2013 (inception) to May 31, 2013	From May 22, 2013 (inception) to May 31, 2014
Revenue	$ -	$ -	$ -

Operating expenses:
Audit fees	3,500	3,500	7,000
General & administrative	-	-	500
Total expenses	3,500	3,500	7,500

Loss from operations	(3,500)	(3,500)	(7,500)

Net (Loss)	$ (3,500)	$ (3,500)	$ (7,500)

Weighted average number of common	28,000,000	28,000,000
shares outstanding- basic

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ILoadApp

(A Development Stage Company)

Statement of Stockholders’ Equity

						Deficit
						Accumulated
						During	Total
	Preferred Stock		Common Stock		Additional Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Inception, May 22, 2013	-	-	-	-	-	-	-

May 22, 2013, Founders shares issued for cash at $0.001 per share	-	-	28,000,000	28,000	-	-	28,000

Net (loss)	-	-	-	-	-	(4,000)	(4,000)

Balance, May 31, 2013	-	-	28,000,000	28,000	-	(4,000)	24,000

Net (loss)	-	-	-	-	-	(3,500)	(3,500)

Balance, May 31, 2014	-	$ -	28,000,000	$ 28,000	$ -	$ (7,500)	$ 20,500

The accompanying notes are an integral part of these financial statements.

ILoadApp

(A Development Stage Company)

Statements of Cash Flows

	For the year ended May 31, 2014	From May 22, 2013 (inception) to May 31, 2013	From May 22, 2013 (inception) to May 31, 2014
OPERATING ACTIVITIES
Net loss	$ (3,500)	$ (4,000)	$ (7,500)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accrued expense	-	3,500	3,500
Prepaid expense	-	(20,000)	(20,000)
Cash (used) by operating activities	(3,500)	(20,500)	(24,000)

FINANCING ACTIVITIES
Sale of common stock	-	28,000	28,000
Contributed capital	-	-	-
Net cash provided by financing activities	-	28,000	28,000

NET INCREASE IN CASH	(3,500)	7,500	4,000
CASH - BEGINNING OF THE PERIOD	7,500	-	-
CASH - END OF THE PERIOD	$ 4,000	$ 7,500	$ 4,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

ILoadApp

(A Development Stage Company)

Notes to Financial Statements

May 31, 2014

(Audited)

NOTE 1. General Organization and Business

ILoadApp is a Nevada Corporation incorporated in the State of Nevada on May 22, 2013, and is considered to be an emerging growth company under applicable federal securities laws. The Company is a Development Stage Company as defined by FASB ASC 915 “Development Stage Entities”. The Company’s plan of operation is to sell childhood development education applications for mobile devices, such as, but not limited to, Apple’s iPhone and Android based devices.

NOTE 2. Summary of Significant Accounting Policies

Basis of Accounting

The basis is United States generally accepted accounting principles.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares issued and outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.

ILoadApp

(A Development Stage Company)

Notes to Financial Statements

May 31, 2014

(Audited)

Fair value of financial instruments ( Continued)

Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Revenue recognition

We recognize revenue when all of the following conditions are satisfied: (1) there is a persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers. The Company did not realize any revenues from Inception on May 22, 2013 through May 31, 2014.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

ILoadApp

(A Development Stage Company)

Notes to Financial Statements

May 31, 2014

(Audited)

Year-end

The Company has selected May 31 as its year-end.

Advertising

Advertising is expensed when incurred. There has been no advertising during the periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues and has suffered recurring losses totaling $(7,500) since inception. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. There are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

ILoadApp

(A Development Stage Company)

Notes to Financial Statements

May 31, 2014

(Audited)

NOTE 4. - Stockholders' Equity and Contributed Capital

Series A Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value series A preferred stock, of which no shares are issued and outstanding. Series A Preferred Stock have no liquidation rights. Series A Preferred Stock shall not be entitled to receive any dividends nor are they entitled to any voting rights with respect to the Series A Preferred Stock. At any time and from time-to-time after the issuance of the Series A Preferred Stock, any holder may convert any or all of the shares of Series A Preferred Stock held by such holder at the ratio of one hundred (100) shares of Common Stock for every one (1) share of Series A Preferred Stock. However, the beneficial owner of such Series A Preferred Stock cannot not convert their Series A Preferred stock where they will beneficially own in excess of 4.9% of the shares of the Common Stock.

Series B Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value series B preferred stock, of which no shares are issued and outstanding. Series B Preferred Stock have no liquidation rights. Series B Preferred Stock shall not be entitled to receive any dividends, however are entitled to vote with a weight of ten (10) votes per each share of stock.

Series C Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.001 par value Series C preferred stock, of which no shares are issued and outstanding. The designation of these shares has yet to be determined by the Board of Directors.

Common Stock

The Company is authorized to issue 185,000,000 shares of its $0.001 par value common stock.

On May 22, 2013, the Company’s founders purchased 28,000,000 shares of the Company’s $0.001 par value common stock in exchange for cash of $28,000.

There have been no issuances of stock options or warrants.

As of May 31, 2014, no preferred shares and 28,000,000 common shares were issued & outstanding.

ILoadApp

(A Development Stage Company)

Notes to Financial Statements

May 31, 2014

(Audited)

NOTE 5. Related Party Transactions

On May 22, 2013, the Company’s founders purchased 28,000,000 shares of the Company’s $0.001 par value common stock in exchange for cash of $28,000.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. Provision for Income Taxes

The Company accounts for income taxes under FASB Accounting Standard Codification ASC 740 "Income Taxes". ASC 740 requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

As of May 31, 2014, the Company had net operating loss carry forwards of $7,500 that may be available to reduce future years' taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Net operating losses will begin to expire in 2030.

Components of net deferred tax assets, including a valuation allowance, are as follows at May 31, 2014:

2013
Deferred tax assets:
Net operating loss carry forward	2,625

Total deferred tax assets	2,625
Less: valuation allowance	(2,625)
Net deferred tax assets	-

ILoadApp

(A Development Stage Company)

Notes to Financial Statements

May 31, 2014

(Audited)

NOTE 6. Provision for Income Taxes (Continued)

The valuation allowance for deferred tax assets for the year ending May 31, 2014 was $(2,625). In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2014. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (35.0%)

Valuation reserve 35.0%

Total -%

At May 31, 2014, we had an unused net operating loss carryover approximating $7,500 that is available to offset future taxable income which expires beginning 2030.

NOTE 7. Operating Leases and Other Commitments

The Company has no lease or other obligations.

NOTE 8. Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 9. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date of this report. The Management of the Company determined that there was no reportable subsequent event to be disclosed.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of May 31, 2014.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2012 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) inadequate segregation of duties consistent with control objectives..

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended May 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Positions and Offices Held
Veronica Trifon	32	President, Secretary and Director

B. Work Experience

Biography of Veronica Trifon, Director, Chairman, CEO, and CFO

Veronica Trifon brings to ILoad App over five years of experience in the computer software program business and six years as an educator. She is familiar with business operations and requirements to develop and design educational apps. Her experience in the industry includes working with customers, working with computer programmers and working as a Chief Accountant. It is this background that led to the conclusion that Ms. Trifon should serve as director of the Company. Ms. Trifon plans to devote approximately 20-hours a week to ILoadApp business operations.

EMPLOYMENT HISTORY

Work History

2013 – present Chief Executive and Financial Officer of ILoadApp

2008 – present Chief-accountant, “Riolit Sistem” SRL. Riolit is a computer company that offers

IT solutions to its customers.

2008 – May 2013 Chief-accountant, ICS “Sinclea” SRL Sinclea provides industrial cleaning to commercial clients.

2002 – present Accountant, “Livitcom Plus” SRL, is a small company, that distributes and sells consumer products. Duties include preparing financial reports.

Academic Positions

2006 – 2011 Lecturer, Moldova State University, department Finances and Bank Activity

2005 – 2006 Assistant lecturer, Moldova State University, department Finances and Bank

Activity

Education

2008 – present Doctorate in Corporate Finance, Moldova State University

2005 – 2006 Masters in Banking and Stock Exchange, Moldova State University

2005 – 2006 Professional qualification, the Association of Professional Accountants and

Auditors of the Republic of Moldova

2001 – 2005 International Institute of Management (Business Administration Department),

Chisinau

1997 – 2001 Lyceum, “Vasile Alecsandri”, Chisinau

Ms. Trifon was born in Anenii Noi, Republic of Moldova on July 3, 1983.

46

Involvement in Certain Legal Proceedings

Our director, executive officer and control person(s) has not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1.      any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.      any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.      being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting her involvement in any type of business, securities or banking activities;

4.      being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.      any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

6.      Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

7.      Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of one member. Our director serves one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to ILoadApp. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the ILoadApp shares, unless the transaction is approved by ILoadApp's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of ILoadApp

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the fiscal year ended May 31, 2014.

Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer paid by ILoadApp for the last completed fiscal years.

Summary Compensation Table

						All Other Compen-
	Principal	Year	Salary	Bonus	Awards	sation	Total
Name	Position	Ending	($)	($)	($)	($)	($)

Veronica Trifon	CEO/Dir.	2013	0	0	0*	0	0
Appointed: May 22, 2013

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officer named in the Summary Compensation Table at October 15, 2014.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end May 31, 2013 and May 31, 2014.

Outstanding Equity Awards at Fiscal Year-Ending May 31, 2014

We did not have any outstanding equity awards as of May 31, 2014.

Option Exercises for Fiscal Year-Ending May 31, 2014

There were no options exercised by our named executive officer in fiscal years ending May 31, 2013 and May 31, 2014.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ending May 31, 2013 or May 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 15, 2014 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 15, 2014 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of ILoadApp's common stock.

The percentages below are calculated based on 3,300,000 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class(1)

Common Stock, par value $0.001	Veronica Trifon(3)	24,000,000	85.7%

Directors and Officers as a Group (1 person) 24,000,000 85.7%

1) Percent of Class is based on 28,000,000 shares issued and outstanding before the Offering.

2) Veronica Trifon, 18 Valea Trandafirilor Street, Suite 97, Chisinau, Republic of Moldova

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Veronica Trifon, our sole officer/director is also our primary shareholder. Our sole officer/director controls 24,000,000 shares of our common stock, or 85.7% of our outstanding common stock.

The Company's Director has contributed office space for our use for all periods presented. There is no charge to us for the space, and the director will not seek compensation for the use of this space.

Our sole officer and director, Mr. Veronica Trifon can be considered a promoter of ILoadApp in consideration of her participation and managing of the business of the company since its incorporation.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs, 8250 W. Charleston Blvd., Suite 100, Las Vegas, Nevada 89117, served as our principal independent public accountants for the fiscal years ending May 31, 2014 and May 31, 2013. Aggregate fees billed to us for the years ended May 31, 2014 and May 31, 2013 were as follows:

	For Year Ended May 31,	For the Year Ended May 31
	2014	2013
(1) Audit Fees (1)	$3,500	$3,500
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees

Total fees paid or accrued to our principal accountant

(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending May 31, 2014, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

The following exhibits are filed as part of this registration statement:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1	05/31/13	3.1	08/23/13
3.2	Bylaws, as currently in effect		S-1	05/31/13	3.2	08/23/13
23.1	Consent of Seale & Beers, CPAs	X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ILoadApp Registrant

Date: October 15, 2014	/s/ Veronica Trifon
Name: Veronica Trifon
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Veronica Trifon (Veronica Trifon)	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	October 15, 2014