Form 10-Q
period 2014-08-31
ILoadApp
filed 2014-10-24
CIK 1581094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: August 31, 2014

OR

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

Yes ☑ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes þ No o Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller Reporting Company ☑
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No o

There were 28,000,000 shares of Common Stock outstanding as of October 23, 2014.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended August 31, 2014

Part I. Financial Information

Item 1. Financial Statements

ILoadApp

(A Development Stage Company)

Balance Sheets

(Unaudited)

	August 31, 2014	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ 4,000	$ 4,000
Prepaid expense	20,000	20,000
Total current assets	24,000	24,000

TOTAL ASSETS	$ 24,000	$ 24,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expense	$ 5,000	$ 3,500
Total current liabilities	5,000	3,500

Stockholders' equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 185,000,000 shares	28,000	28,000
authorized, 28,000,000, 28,000,000 issued and outstanding as of 8/31/2014 and 5/31/2014, respectively
Additional paid-in capital	-	-
Deficit accumulated during development stage	(9,000)	(7,500)
Total stockholders' equity	19,000	20,500
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 24,000	$ 24,000

The accompanying notes are an integral part of these financial statements.

ILoadApp

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended August 31, 2014	For the three months ended August 31, 2013	From May 22, 2013 (inception) to August 31, 2014
Revenue	$ -	$ -	$ -

Operating expenses:
Audit fees	1,500	1,500	8,500
General & administrative	-	-	500
Total expenses	1,500	1,500	9,000

Loss from operations	(1,500)	(1,500)	(9,000)

Net (Loss)	$ (1,500)	$ (1,500)	$ (9,000)

Weighted average number of common	28,000,000	28,000,000
shares outstanding- basic

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

ILoadApp

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the three months ended August 31, 2014	For the three months ended August 31, 2013	From May 22, 2013 (inception) to August 31, 2014
OPERATING ACTIVITIES
Net loss	$ (1,500)	$ (1,500)	$ (9,000)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accrued expense	1,500	(2,000)	5,000
Prepaid expense	-	-	(20,000)
Cash (used) by operating activities	-	(3,500)	(24,000)

FINANCING ACTIVITIES
Sale of common stock	-	-	28,000
Contributed capital	-	-	-
Net cash provided by financing activities	-	-	28,000

NET INCREASE IN CASH	-	(3,500)	4,000
CASH - BEGINNING OF THE PERIOD	4,000	7,500	-
CASH - END OF THE PERIOD	$ 4,000	$ 4,000	$ 4,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

ILoadApp

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

August 31, 2014

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2014 audited financial statements. The results of operations for the period ended August 31, 2014 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 31, 2014, the Company has not recognized any revenues and has accumulated operating losses of approximately $9,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

ILoadApp

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

August 31, 2014

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2014 through the date the financial statements are issued, and has determined that no such events have occurred.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement on Form S-1 for the fiscal year ended March 31, 2013.

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

Properties

The Company owns no real property. Our corporate headquarters are located at: 190/1 Alba Iulia St., Chisinau in the country of Moldova, in an office building adjacent to the Kvint Palace Restaurant. This administrative office is being provided at no cost by the Officer of the Company. The Officer will not seek reimbursement for providing this administrative space. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

RESULTS OF OPERATIONS

For the quarter ending August 31, 2014, the Company recognized no revenues. For the for the quarter ending August 31, 2014, the Company incurred total operating expenses of $1,500, which consists of $1,500 in audit fees. This compares to total operating expenses of $1,500, which consists of $1,500 in audit fees, for the same period last year. The net loss from operations for the quarter ending August 31, 2014 and August 31, 2013 was $(1,500) or $(0.00) per common share basic and diluted. Since the Company's inception on May 22, 2013, the Company experienced a net loss of $(9,000).

During the three month period ending August 31, 2014, the Company used no net cash in operations, used $(0) in investing activities; and generated $(0) cash from financing activities. From the Company's inception through August 31, 2014, the Company used net cash of $(24,000) in operations, used $(0) in investing activities; and generated $28,000 cash from financing activities.

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

Summary of product research and development that we will perform for the term of our plan of operation.

With the exception of developing new apps, we have no plans to conduct any research nor development based on the nature of our business.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

The Company currently has no employees. All of the business operational functions are performed by our sole officer, who is also the director of the Company. This individual performs all of the job functions for the Company. Veronica Trifon, our sole officer/directors, plans to devote 8-10 hours per week of his time to our business.

Liquidity and Capital Resources

As of August 31, 2014, ILoadApp had $4,000 in cash and cash equivalents and $20,000 in prepaid legal fees for total current assets of $24,000. As of August 31, 2014, ILoadApp had total current liabilities of $5,000.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product services when (i) persuasive evidence of the arrangement exists, (ii) services have occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from May 22, 2013 (inception) to August 31, 2014, the Company recognized no revenues.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of August 31, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting was not effective as of August 31, 2013.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending August 31, 2014, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) inadequate segregation of duties consistent with control objectives.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended August 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

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

Item 1A - Risk Factors

See Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending August 31, 2014.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

ILoadApp filed an initial Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission, on August 23, 2013 to conduct an Offering to raise $10,000 by selling 1,000,000 common shares. Management has yet to close this Offering, they expect to close the Offering in the next month.

Item 6 - Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2014

ILoadApp
Registrant
By: /s/ Veronica Trifon
Veronica Trifon Director and CEO (principal executive, financial and accounting officer)