Form 10-Q
period 2014-11-30
ILoadApp
filed 2015-01-20
CIK 1581094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: November 30, 2014

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

8250 W. Charleston Blvd., Suite 120

Las Vegas, NV 89117

Phone: (702) 242-0099

Fax: (702) 242-0241

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

There were 29,000,000 shares of Common Stock outstanding as of January 20, 2015.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2014

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Balance Sheets as of November 30, 2014 and May 31, 2014	3
	Unaudited Condensed Interim Statement of Operations for the three and six months ended November 30, 2014, November 30, 2013 and from inception to November 30, 2014	4
	Unaudited Condensed Interim Statements of Cash Flows for the six months ended November 30, 2014, November 30, 2013 and from inception to November 30, 2014	5
	Notes to the Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4T.	Controls and Procedures	16

PART II	Other Information	20

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5..	Other Information	20

ITEM 6.	Exhibits	21

	SIGNATURES	22

Part I. Financial Information

Item 1. Financial Statements

ILoadApp

(A Development Stage Company)

Balance Sheets

(Unaudited)

	November 30, 2014	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ 9,000	$ 4,000
Prepaid expense	-	20,000
Total current assets	9,000	24,000

TOTAL ASSETS	$ 9,000	$ 24,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expense	$ 1,500	$ 3,500
Total current liabilities	1,500	3,500

Stockholders' equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 185,000,000 shares	29,000	28,000
authorized, 29,000,000, 28,000,000 issued and outstanding as of
11/30/2014 and 5/31/2014, respectively
Additional paid-in capital	9,000	-
Deficit accumulated during development stage	(30,500)	(7,500)
Total stockholders' equity	7,500	20,500
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 9,000	$ 24,000

The accompanying notes are an integral part of these financial statements.

ILoadApp

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the three months ended November 30, 2014	For the three months ended November 30, 2013	For the six months ended November 30, 2014	For the six months ended November 30, 2013	From May 22, 2013 (inception) to November 30, 2014
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
Audit fees	1,500	-	3,000	-	10,000
General & administrative	20,000	-	20,000	-	20,500
Total expenses	21,500	-	23,000	-	30,500

Loss from operations	(21,500)	-	(23,000)	-	(30,500)

Net (Loss)	$ (21,500)	$ -	$ (23,000)	-	$ (30,500)

Weighted average number of common	28,000,000	28,000,000	28,000,000	28,000,000
shares outstanding- basic

Net loss per share	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these financial statements.

ILoadApp

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the six months ended November 30, 2014	For the six months ended November 30, 2013	From May 22, 2013 (inception) to November 30, 2014
OPERATING ACTIVITIES
Net loss	$ (23,000)	$ -	$ (30,500)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accrued expense	(2,000)	(3,500)	1,500
Prepaid expense	20,000	-	-
Cash (used) by operating activities	(5,000)	(3,500)	(29,000)

FINANCING ACTIVITIES
Sale of common stock	10,000	-	38,000
Contributed capital	-	-	-
Net cash provided by financing activities	10,000	-	38,000

NET INCREASE IN CASH	5,000	(3,500)	9,000
CASH - BEGINNING OF THE PERIOD	4,000	7,500	-
CASH - END OF THE PERIOD	$ 9,000	$ 4,000	$ 9,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

ILoadApp

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

November 30, 2014

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2014 audited financial statements. The results of operations for the period ended November 30, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2014, the Company has not recognized any revenues and has accumulated operating losses of approximately $30,500 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

ILoadApp

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

November 30, 2014

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2014 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

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

RESULTS OF OPERATIONS

For the quarter ending November 30, 2014, the Company recognized no revenues. For the for the quarter ending November 30, 2014, the Company incurred total operating expenses of $21,500, which consists of $1,500 in audit fees and $20,000 in general and administrative expenses. This compares to total operating expenses of $0 for the same period last year. The net loss from operations for the quarter ending November 30, 2014 was $(21,500) or $(0.00) per common share basic and diluted, as compared to a net loss from operations of $0 or $0.00 per common share basic and diluted for the same period last year.

For the for the six months ending November 30, 2014, the Company incurred total operating expenses of $23,000, which consists of $3,000 in audit fees and $20,000 in general and administrative expenses. This compares to total operating expenses of $0 for the same period last year. The net loss from operations for the six months ending November 30, 2014 was $(23,000) or $(0.00) per common share basic and diluted, as compared to a net loss from operations of $0 or $0.00 per common share basic and diluted for the same period last year. Since the Company's inception on May 22, 2013, the Company experienced a net loss of $(30,500).

During the six month period ending November 30, 2014, the Company used net cash of $(5,000) from operations, used $0 in investing activities; and generated $10,000 cash from financing activities. This compares to using net cash of $(3,500) from operatons, using $0 in investing activities, and generating $0 from financing activities for the same period last year. From the Company's inception through November 30, 2014, the Company used net cash of $(29,000) in operations, used $0 in investing activities; and generated $38,000 cash from financing activities.

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

Liquidity and Capital Resources

As of November 30, 2014, ILoadApp had $9,000 in cash and cash equivalents for total current assets of $9,000. As of November 30, 2014, ILoadApp had total current liabilities of $1,500.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product services when (i) persuasive evidence of the arrangement exists, (ii) services have occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from May 22, 2013 (inception) to November 30, 2014, the Company recognized no revenues.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending November 30, 2014, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) inadequate segregation of duties consistent with control objectives.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended November 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending November 30, 2014.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

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

Date: January 20, 2015

ILoadApp
Registrant
By: /s/ Veronica Trifon
Veronica Trifon Director and CEO (principal executive, financial and accounting officer)