Form 10-Q
period 2015-02-28
ILoadApp
filed 2015-04-10
CIK 1581094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: February 28, 2015

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

There were 29,000,000 shares of Common Stock outstanding as of April 9, 2015.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2015

Part I. Financial Information

Item 1. Financial Statements

ILoadApp

Balance Sheets

(Unaudited)

	February 28, 2015	May 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ 9,000	$ 4,000
Prepaid expense	-	20,000
Total current assets	9,000	24,000

TOTAL ASSETS	$ 9,000	$ 24,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expense	$ 3,000	$ 3,500
Total current liabilities	3,000	3,500

Stockholders' equity:
Series A preferred stock, $0.001 par value, 5,000,000 shares	-	-
authorized, none issued and outstanding
Series B preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Series C preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 185,000,000 shares	29,000	28,000
authorized, 29,000,000, 28,000,000 issued and outstanding as of 2/28/2015 and 5/31/2014, respectively
Additional paid-in capital	9,000	-
Accumulated (deficit)	(32,000)	(7,500)
Total stockholders' equity	6,000	20,500
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 9,000	$ 24,000

The accompanying notes are an integral part of these financial statements.

ILoadApp

Statements of Operations

(Unaudited)

	For the three months ended February 28, 2015	For the three months ended February 28, 2014	For the nine months ended February 28, 2015	For the nine months ended February 28, 2014
Revenue	$ -	$ -	$ -	$ -

Operating expenses:
Audit fees	1,500	-	4,500	-
General & administrative	-	-	20,000	-
Total expenses	1,500	-	24,500	-

Loss from operations	(1,500)	-	(24,500)	-

Net (Loss)	$ (1,500)	$ -	$ (24,500)	$ -

Weighted average number of common	29,000,000	28,000,000	29,000,000	28,000,000
shares outstanding- basic

Net loss per share	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these financial statements.

ILoadApp

Statements of Cash Flows

(Unaudited)

	For the nine months ended February 28, 2015	For the nine months ended February 28, 2014
OPERATING ACTIVITIES
Net loss	$ (24,500)	$ (3,500)
Adjustment to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable	1,500	-
Accrued expense	(2,000)	-
Prepaid expense	20,000	-
Cash (used) by operating activities	(5,000)	(3,500)

FINANCING ACTIVITIES
Sale of common stock	10,000	-
Contributed capital	-	-
Net cash provided by financing activities	10,000	-

NET INCREASE IN CASH	5,000	(3,500)
CASH - BEGINNING OF THE PERIOD	4,000	7,500
CASH - END OF THE PERIOD	$ 9,000	$ 4,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

ILoadApp

Notes to the Condensed Interim Financial Statements

February 28, 2015

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2014 audited financial statements. The results of operations for the period ended February 28, 2015 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America. Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2015, the Company has not recognized any revenues and has accumulated operating losses of approximately $55,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

ILoadApp

Notes to the Condensed Interim Financial Statements

February 28, 2015

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

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2015 through the date the financial statements are issued, and has determined that no such events have occurred.

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

We have no revenues, we have achieved losses since inception, we have limited operations, and we have been issued a going concern opinion by our auditors and currently rely upon the sale of our securities to fund operations.

Our Business

We are engaged in the business of designing and selling mobile applications for smart phones and other mobile platforms such as tablets. Management is currently working on the development of an app for education/early child development, to teach the English alphabet utilizing visual aids in a game setting environment. There are no assurances that that we can successfully design an app that will be marketable or ever have potential users.

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

RESULTS OF OPERATIONS

For the quarter ending February 28, 2015, the Company recognized no revenues. For the for the quarter ending February 28, 2015, the Company incurred total operating expenses of $1,500, which consists of $1,500 in audit fees. This compares to total operating expenses of $0 for the same period last year. The net loss from operations for the quarter ending February 28, 2015 was $(1,500) or $(0.00) per common share basic and diluted, as compared to a net loss from operations of $0 or $0.00 per common share basic and diluted for the same period last year.

For the for the nine months ending February 28, 2015, the Company incurred total operating expenses of $24,500, which consists of $4,500 in audit fees and $20,000 in general and administrative expenses. This compares to total operating expenses of $0 for the same period last year. The net loss from operations for the nine months ending February 28, 2015 was $(24,500) or $(0.00) per common share basic and diluted, as compared to a net loss from operations of $0 or $0.00 per common share basic and diluted for the same period last year.

During the nine month period ending February 28, 2015, the Company used net cash of $(5,000) from operations, used $0 in investing activities; and generated $10,000 cash from financing activities. This compares to using net cash of $(3,500) from operatons, using $0 in investing activities, and generating $0 from financing activities for the same period last year.

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

Liquidity and Capital Resources

As of February 28, 2015, ILoadApp had $9,000 in cash and cash equivalents for total current assets of $9,000. As of February 28, 2015, ILoadApp had total current liabilities of $3,000.

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

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product services when (i) persuasive evidence of the arrangement exists, (ii) services have occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from May 22, 2013 (inception) to February 28, 2015, the Company recognized no revenues.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of February 28, 2015, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter ending February 28, 2015, related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) inadequate segregation of duties consistent with control objectives.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended February 28, 2015. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of shares were issued by the Registrant during the Quarter ending February 28, 2015.

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

Date: April 9, 2015

ILoadApp
Registrant
By: /s/ Veronica Trifon
Veronica Trifon Director and CEO (principal executive, financial and accounting officer)